Form 10QSB
period 2007-03-31
Freedom 4, Inc.
filed 2007-05-14
CIK 1368293

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2007: 100,000 shares of common stock.

Transitional Small Business Issuer (check one): Yes ☐ No ☒

Part I
Item 1 - Financial Statements

FREEDOM 4, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
March 31, 2007 and December 31, 2006

	03/31/2007	12/31/2006
	Unaudited
Assets
Prepaid expenses	$1,000	$1,500
Total assets	$1,000	$1,500

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$3,060	$5,060
Total liabilities	3,060	5,060

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10
Additional paid-in capital	4,865	2,665
Deficit accumulated during the development stage	(6,935)	(6,235)

Total stockholder's equity (deficit)	(2,060)	(3,560)

Total liabilities and stockholder's equity (deficit)	$1,000	$1,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

FREEDOM 4, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007
For the period June 27, 2006 (Inception) to December 31, 2006
For the period June 27, 2006 (Inception) to March 31, 2007

		For the period	For the period
	For the three	June 27, 2006	June 27, 2006
	months ended	(Inception) to	(Inception) to
	March 31, 2007	December 31,	March 31, 2007
	Unaudited	2006	Unaudited

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	700	6,235	6,935

Net loss	$(700)	$(6,235)	$(6,935)

Weighted average number of common shares -
outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and fully diluted (loss) per common share	$(0.007)	$(0.062)	$(0.069)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes.

FREEDOM 4, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period June 27, 2006 (Inception) to March 31, 2007
Unaudited

						Deficit
						Accumulated
					Additional	During the	Stockholder's
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance - June 27, 2006	-	$-	-	$-	$-	$-	$-

Issuance of common shares	-	-	100,000	10	2,090	-	2,100

Capital contributions - shareholder	-	-	-	-	575	-	575

Net (loss)	-	-	-	-	-	(6,235)	(6,235)

Balance, December 31, 2006	-	-	100,000	$10	$2,665	$(6,235)	$(3,560)

Capital contributions - shareholder	-	-	-	-	2,200	-	2,200

Net (loss)	-	-	-	-	-	(700)	(700)

Balance, March 31, 2007	-	-	100,000	$10	$4,865	$(6,935)	$(2,060)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes.

FREEDOM 4, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007
For the period June 27, 2006 (Inception) to December 31, 2006
For the period June 27, 2006 (Inception) to March 31, 2007

		For the period	For the period
	For the three	June 27, 2006	June 27, 2006
	months ended	(Inception) to	(Inception) to
	March 31, 2007	December 31, 2006	March 31, 2007
Cash flows from operating activities
Net (loss)	$(700)	$(6,235)	$(6,935)

Adjustments to reconcile net (loss) to net cash
used in operating activities:
(Increase) decrease in prepaid expenses	500	(1,500)	(1,000)
Increase (decrease) in accounts payable	(2,000)	5,060	3,060

Net cash (used in) operating activities	(2,200)	(2,675)	(4,875)

Cash flows from financing activities
Proceeds from issuance of common stock	-	2,100	2,100
Proceeds from additional capital contributions	2,200	575	2,775

Net cash provided by financing activities	2,200	2,675	4,875

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

FREEDOM 4, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 1 - Organization and Significant Accounting Policies

Nature of Operations

Freedom 4, Inc. (“the Company”) was incorporated in the State of Delaware on June 27, 2006 and is currently in its development stage.

On July 7, 2006, the Company filed a Registration Statement on Form 10SB to have its common stock, par value $0.0001 registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on September 5, 2006.

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

Basis of Accounting:

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Significant accounting policies are as follows:

a.	Use of Estimates

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

FREEDOM 4, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

b.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period June 27, 2006 (inception) through March 31, 2007, the Company did not maintain a bank account.

c.	Income Taxes

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

e.	New Accounting Pronouncement

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its financial position or results of operations.

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
March 31, 2007

NOTE 3 - COMMON STOCK

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation

The Company is continuing its efforts to locate a candidate for the purpose of a merger. It is possible that the Company may not be successful in locating such a merger candidate and/or consummating such merger. If the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D or other applicable exemptions from registration afforded the Company under the Securities Act of 1933, as amended. There can be no assurance, however, the Company would obtain any such equity financing.

Results of Operation

From June 27, 2006 (Inception) through March 31, 2007, the Company did not realize any operating income.

From June 27, 2006 (Inception) through March 31, 2007, the Company incurred $6,935 in costs consisting of accounting and SEC filing fees.

Liquidity and Capital Resources

As of March 31, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more Internet sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates may pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments may be made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.
The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and/or shareholders may pay as their own expenses related to any costs incurred in supervising the search for a target company. The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, consisting of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Dated: May 14, 2007 Freedom 4, Inc.
By:	/s/ Virginia K. Sourlis
President (Chief Executive Officer and Chief Financial Officer)